Form 10-Q
period 2019-03-31
GD Acquisition Group, Inc.
filed 2019-05-31
CIK 1740093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-56034

GD Acquisition Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-4034119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 The Green Suite A, Dover, DE	19901
(Address of principal executive offices)	(Zip Code)

(202) 854-8386

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 30, 2019, there were 100,000 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

GD ACQUISITION GROUP, INC.

2

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain “forward-looking statements’’ within the meaning of the federal securities laws. This includes statements regarding our future financial position, economic performance, results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the information referred to under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,’’ “will,’’ “expect,’’ “intend,’’ “estimate,’’ “anticipate,’’ “believe,’’ “continue,’’ “plan” or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

•	the success or failure of management’s efforts to implement our business plan;

•	our ability to fund our operating expenses;

•	our ability to compete with other companies that have a similar business plan;

•	the effect of changing economic conditions impacting our plan of operation; and

•	our ability to meet the other risks as may be described in future filings with the Securities and Exchange Commission (the “SEC”).

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this quarterly report on Form 10-Q.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the SEC. We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

F-1

GD Acquisitions Group, Inc.

CONDENSED BALANCE SHEETS

	As of	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,360	$3,010
Total current assets	1,360	3,010
Total Assets	$1,360	$3,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:	$-	$-

Total Liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock $0.00001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.00001 par value: 100,000,000 shares authorized; 100,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Additional paid in capital	8,956	5,961
Accumulated deficit	(7,597)	(2,952)

Total Stockholders’ Equity	1,360	3,010
Total Liabilities and Stockholders’ Equity	$1,360	$3,010

See accompanying notes to the condensed financial statements.

F-2

GD Acquisitions Group, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$-	$-

Costs and Expenses:
General and administrative	4,645	-

Loss from Operations	(4,645)	-

Interest Expense	-	-

Income Tax Provision	-	-

Net Loss	$(4,645)	$-

Weighted Average Shares Outstanding	100,000	100,000

Basic and Diluted per Share Amounts:
Basic and diluted net loss per share	$(0.05)	$(0.00)

See accompanying notes to the condensed financial statements.

F-3

GD Acquisition Group, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

	Common Stock $0.00001 Par Value		Additional			Total
	Number of		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2017	100,000	$1	$5,241	$(5,000)	(242)	$-

Net loss	-	-	-	-	-	-

Balance, March 31, 2018	100,000	$1	$5,241	$(5,000)	$(242)	$-

	Common Stock $0.00001 Par Value		Additional			Total
	Number of Shares	Amount	Paid-in Capital	Stock Receivable	Accumulated Deficit	Stockholders' Equity
Balance, December 31, 2018	100,000	$1	$5,961	$-	(2,952)	$3,010

Contributed Capital	-	-	2,995	-	-	2,995

Net loss	-	-	-	-	(4,645)	(4,645)

Balance, March 31, 2019	100,000	$1	$8,956	$-	$(7,597)	$1,360

See accompanying notes to the condensed financial statements.

F-4

GD Acquisitions Group, Inc.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net Loss	$(4,645)	$-
Changes in operating assets and liabilities	-	-

Net Cash Used in Operating Activities	(4,645)	-

Cash flows from Financing Activities:
Contributed Capital	2,995	-
Net cash provided by financing activities	2,995	-

Net increase (decrease) in cash	(1,650)	-

Cash-beginning of period	3,010	-

Cash-end of period	$1,360	$-

Supplemental Cash Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the condensed financial statements.

F-5

GD ACQUISITION GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 and 2018

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

GD Acquisition Group, Inc. (the “Company”) was incorporated in the State of Delaware on December 26, 2017 and established a fiscal year end of December 31st. The Company was formed to engage in any lawful business. The Company’s activities since formation have been limited to continuing to seek acquisition targets for the Company.

The Company’s initial business plan was to seek and engage in an unidentified merger or acquisition. The Company continues its business plan and the Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the regulations of the United States Securities and Exchange Commission. The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity.

These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto for the year ended December 31, 2018, included in Form 10-12g filed with the SEC on March 11, 2019.

Interim results of operations for the three months ended March 31, 2019, are not necessarily indicative of future results for the full year. The Company has not earned any revenue from operations since inception.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions and can include as well as all highly liquid short-term investments with original maturities of 90 days or less. There were no cash equivalents as of March 31, 2019 or 2018.

F-6

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2019 and 2018, there were no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial assets such as cash, and accounts payable, approximate their fair values because of the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s financial statements.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

NOTE 3 – GOING CONCERN

The Company has yet to generate any revenue since inception to date. The Company had an accumulated deficit of $7,597 as of March 31, 2019. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company currently has no commitments for the purchase of its equity. If the Company is unable to acquire additional working capital, it may not be able to execute its business plan.

F-7

NOTE 4 – STOCKHOLDERS’ EQUITY

Effective February 23, 2018, the Company issued a total of One Hundred Thousand (100,000) shares of $0.00001 par value common stock to the Company’s two officers and directors. The shares were issued for $0.00001 per share for a total of One Dollar ($1). Management invested $5,000 for the shares. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.00001 and 20,000,000 shares of preferred stock, par value $0.00001. As of March 31, 2019 and December 31, 2018, there are 100,000 shares of common stock and no shares of preferred stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2019, the Company’s sole officers and directors have provided the Company with its only cash for operations. That is the Company’s sole officers and directors purchased a total of 100,000 shares of common stock for a total of $5,000.

During 2018, Garrett Schmidt, the Company’s CEO paid $720 for operating expenses. This amount is not expected to be repaid by the Company and was recorded as Donated Capital.

From January 1, 2019 to March 31, 2019, Garrett, the Company’s CEO contributed capital of $2,995 for operating expenses. This amount is not expected to be repaid by the Company and was recorded as Contributed Capital.

The Company uses the office of an officer and director, without charge. The same officer has also provided legal services to the Company to date, without charge.

The Company has a policy for related person transactions.

NOTE 6 – SUBSEQUENT EVENTS

Management has reviewed subsequent events through March 31, 2019, which is the date the combined financial statements were available for issuance.

F-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this quarterly report on Form 10-Q. This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

Overview

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s activities since formation have been limited to issuing shares to its founding shareholders, and setting up its corporate entity. Our current activities are related to seeking to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We will use our limited personnel and financial resources in connection with such activities.

We are an emerging growth company that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the reporting and disclosure rules of the Securities and Exchange Commission (the “SEC”). Our principal business objective for the next 12 months and beyond such time will be to seek to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings and we will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Continuing Operations During the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

The Company has yet to generate any revenue since inception (December 26, 2017) to date. The Company had an accumulated deficit of $7,597 as of March 31, 2019. At March 31, 2019, we had $1,360 of cash assets and $0 of total liabilities. At December 31, 2018, we had $3,010 of cash assets and $0 of total liabilities. The Company had a $1,650 decrease in cash from December 31, 2018 to March 31, 2019. Our general and administrative expense increased to $4,645 from March 31, 2019 compared to $0 during the same period in the prior year. Increases were due to costs incurred for legal and filing expenses. We incurred a net loss of $4,645 during the three months ended March 31, 2019 compared to a net loss of $0 in the prior year.

We have no revenues. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company currently has no commitments for the purchase of its equity. If the Company is unable to acquire additional working capital, it may not be able to execute its business plan.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (accounting and auditing fees) in the amount of approximately $5,000; and

(ii)

consummating an acquisition in the amount of approximately $10,000 or more, depending on the terms of the specific acquisition at issue to pay for audit fees, and the range of audit fees for this is unknown at such time and cannot be predicted with any accuracy.

Destiny Aigbe, our Chief Financial Officer and a member of our board of directors, currently is providing legal services to the Company without charge.

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by our management or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will request the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. Our management may also agree to invest or loan money to cover such expenses. To date, we have had no discussions with our management or other investors, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. If our management, or other investors, do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

We have no source of revenues and have a stockholders’ deficit. These conditions raise substantial doubt about our ability to continue as a going concern. We will be devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. However, there is no assurance that the Company will have greater access to capital due to its public company status, and therefore a business combination with an operating company in need of additional capital may expose the Company to additional risks and challenges. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Management believes that there exist numerous private operating businesses seeking the perceived benefits of operating as a publicly registered corporation. Perceived benefits may include increasing equity financing options, providing stock options or similar benefits as incentives to key employees, and achieving liquidity (subject to restrictions of applicable statutes), for all shareholders. Management further believes that certain private operating businesses prefer merging into a publicly registered company so as to eliminate the time and expense of conducting an initial public offering.

We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, owners of these private operating businesses will still incur significant legal and accounting costs in connection with the acquisition of a publicly registered corporation, including the costs of preparing and filing Form 8-Ks, 10-Ks, 10-Qs and agreements and related reports and documents. The Exchange Act specifically requires that within four business days of completion of a merger or acquisition transaction with a private operating business, a Form 8-K be filed containing Form 10 information regarding the private operating company, including audited financial statements.

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of March 31, 2019.

We incurred a net loss of $4,645 during the three month period ended on March 31, 2019 compared to a net loss of $0 during the prior three month period ended on March 31, 2018. Net losses were due to the legal and filing expenses.

We used $0 in operating activities through the three months ended March 31, 2018. We have used approximately $3,176 in our operating activities to pay for our accounting and filing expenses, and approximately $90 went to our internal accounting software fees through March 31, 2019. An additional $1,349 was paid for state filing fees, licenses, and taxes. $0 was contributed to the Company as of March 31, 2018 and another $2,995 was contributed to the Company as of March 31, 2019.

We plan to satisfy our cash requirements for the next 12 months though our current cash and by borrowing from our management. We expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We may explore alternative financing sources, although we have not done so to date.

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.

There are no limitations in our certificate of incorporation on our ability to borrow funds or raise funds through the issuance of capital stock to effect a business combination. Our limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of capital stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

We have no plans to conduct any research and development or to purchase or sell any significant equipment. We do not expect to hire any employees during the next 12 months.

The Company has yet to generate any revenue since inception to date. The Company has an accumulated deficit of $7,597 as of March 31, 2019. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions and can include as well as all highly liquid short-term investments with original maturities of 90 days or less.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2019 and 2018, there are no outstanding dilutive securities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended March 31, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GD Acquisition Group, Inc.

By:	/s/ Destiny Aigbe
Name:	Destiny Aigbe
Title:	Director and Chief Financial Officer
Date:	May 30, 2019

By:	/s/ Garrett Schmidt
Name:	Garrett Schmidt
Title:	Director and Chief Executive Officer
Date:	May 30, 2019

