Form 10-Q
period 2019-06-30
GD Acquisition Group, Inc.
filed 2019-08-26
CIK 1740093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 23, 2019, there were 100,000 shares of the registrant’s common stock, par value $0.00001 per share, outstanding.

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

These forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,’’ “will,’’ “expect,’’ “intend,’’ “estimate,’’ “anticipate,’’ “believe,’’ “continue,’’ “plan” or similar terminology, although not all forward-looking statements contain these words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement our business plan;

●	our ability to fund our operating expenses;

●	our ability to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation; and

●	our ability to meet the other risks as may be described in future filings with the Securities and Exchange Commission (the “SEC”).

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

GD Acquisitions Group, Inc.

Condensed Balance Sheets

	As of	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$41	$3,010
Total current assets	41	3,010

Total Assets	$41	$3,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:	$-	$-

Total Liabilities	$-	$-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock $0.00001 par value: 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.00001 par value: 100,000,000 shares authorized; 100,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	1	1
Additional paid in capital	8,956	5,961
Accumulated deficit	(8,916)	(2,952)

Total Stockholders’ Equity	41	3,010

Total Liabilities and Stockholders’ Equity	$41	$3,010

See accompanying notes to the condensed financial statements.

F-1

GD Acquisitions Group, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June 30, 2019	For the six months ended June 30, 2018

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	1,319	-	5,964	-

Net loss from operations	(1,319)	-	(5,964)	-
Interest expense	-	-	-	-
Net loss before income taxes	(1,319)	-	(5,964)	-
Income tax expense	-	-	-	-
Net loss	$(1,319)	$-	$(5,964)	$-

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.06)	$(0.00)

Weighted average shares - basic and diluted	100,000	100,000	100,000	100,000

See accompanying notes to the condensed financial statements.

F-2

GD Acquisition Group, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019 and 2018

(unaudited)

	Common Stock $0.00001 Par Value		Additional			Total
	Number of		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2017	100,000	$1	$5,241	$(5,000)	(242)	$-
Contributed Capital	-	-	720	-	-	720
Net loss	-	-	-	-	-	-

Balance, June 30, 2018	100,000	$1	$5,961	$(5,000)	$(242)	$720

	Common Stock $0.00001 Par Value		Additional			Total
	Number of		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2018	100,000	$1	$5,961	$-	(2,952)	$3,010
Contributed Capital	-	-	2,995	-	-	2,995
Net loss	-	-	-	-	(5,964)	(5,964)

Balance, June 30, 2019	100,000	$1	$8,956	$-	$(8,916)	$41

See accompanying notes to the condensed financial statements.

F-3

GD Acquisitions Group, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net Loss	$(5,964)	$-
Changes in operating assets and liabilities	-	-

Net Cash Used in Operating Activities	(5,964)	-

Cash flows from Financing Activities:
Contributed Capital	2,995	720
Net cash provided by financing activities	2,995	720

Net increase (decrease) in cash	(2,969)	720

Cash-beginning of period	3,010	-

Cash-end of period	$41	$720

Supplemental Cash Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

See accompanying notes to the condensed financial statements.

F-4

GD ACQUISITION GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 and 2018

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

Interim results of operations for the six months ended June 30, 2019, are not necessarily indicative of future results for the full year. The Company has not earned any revenue from operations since inception.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions and can include as well as all highly liquid short-term investments with original maturities of 90 days or less. There were no cash equivalents as of June 30, 2019 or 2018.

F-5

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2019 and 2018, there were no outstanding dilutive securities.

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

NOTE 3 – GOING CONCERN

The Company has yet to generate any revenue since inception to date. The Company had an accumulated deficit of $8,916 as of June 30, 2019. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

F-6

NOTE 4 – STOCKHOLDERS’ EQUITY

Effective February 23, 2018, the Company issued a total of One Hundred Thousand (100,000) shares of $0.00001 par value common stock to the Company’s two officers and directors. The shares were issued for $0.00001 per share for a total of One Dollar ($1). Management invested $5,000 for the shares. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.00001 and 20,000,000 shares of preferred stock, par value $0.00001. As of June 30, 2019 and December 31, 2018, there are 100,000 shares of common stock and no shares of preferred stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2019, the Company’s sole officers and directors have provided the Company with its only cash for operations. That is the Company’s sole officers and directors purchased a total of 100,000 shares of common stock for a total of $5,000.

During 2018, Garrett Schmidt, the Company’s CEO paid $720 for operating expenses. This amount is not expected to be repaid by the Company and was recorded as Donated Capital.

From April 1, 2019 to June 30, 2019, Garrett, the Company’s CEO contributed capital of $2,995 for operating expenses. This amount is not expected to be repaid by the Company and was recorded as Contributed Capital.

The Company uses the office of an officer and director, without charge. The same officer has also provided legal services to the Company to date, without charge.

The Company has a policy for related person transactions.

NOTE 6 – SUBSEQUENT EVENTS

Management has reviewed subsequent events through August 23, 2019, which is the date the combined financial statements were available for issuance.

F-7

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

Results of Continuing Operations During the Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

The Company had an accumulated deficit of $8,916 as of June 30, 2019. At June 30, 2019, we had $41 of cash assets and $0 of total liabilities. At December 31, 2018, we had $3,010 of cash assets and $0 of total liabilities. The Company had a $1,319 decrease in cash from March 31, 2018 to June 30, 2019. Our general and administrative expense increased to $1,319 from June 30, 2019 compared to $0 during the same period in the prior year. Increases were due to costs incurred for legal and filing expenses. We incurred a net loss of $1,319 during the three months ended June 30, 2019 compared to a net loss of $0 in the prior year.

Results of Continuing Operations During the Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

The Company has yet to generate any revenue since inception (December 26, 2017) to date. The Company had a $2,969 decrease in cash from December 31, 2018 to June 30, 2019. Our general and administrative expense increased to $5,964 from June 30, 2019 compared to $0 during the same period in the prior year. Increases were due to costs incurred for legal and filing expenses. We incurred a net loss of $5,964 during the six months ended June 30, 2019 compared to a net loss of $0 in the prior year.

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

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of June 30, 2019.

We incurred a net loss of $5,964 during the six month period ended on June 30, 2019 compared to a net loss of $0 during the prior six month period ended on June 30, 2018. Net losses were due to the legal and filing expenses.

We used $0 in operating activities through the six months ended June 30, 2019. We have used approximately $4,615 in our operating activities to pay for our accounting and filing expenses, and approximately $90 went to our internal accounting software fees through June 30, 2019. An additional $1,349 was paid for state filing fees, licenses, and taxes. $0 was contributed to the Company as of June 30, 2018 and another $2,995 was contributed to the Company as of June 30, 2019.

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

The Company has yet to generate any revenue since inception to date. The Company has an accumulated deficit of $8,916 as of June 30, 2019. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, there were no deferred tax assets and liabilities due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2019 and 2018, there are no outstanding dilutive securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended June 30, 2019, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

GD Acquisition Group, Inc.

Date: August 23, 2019	By:	/s/ Destiny Aigbe
	Name:	Destiny Aigbe
	Title:	Director and Chief Financial Officer

Date: August 23, 2019	By:	/s/ Garrett Schmidt
	Name:	Garrett Schmidt
	Title:	Director and Chief Executive Officer

